Form 10QSB
period 2002-09-30
AMERICAN FIDELITY DEPOSIT CORP
filed 2002-10-25
CIK 1176179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------

FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

AMERICAN FIDELITY DEPOSIT CORPORATION

(Name of Small Business Issuer in Its Charter)

COLORADO	03-0459625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14420 East 6th Avenue

Aurora, Colorado 80011
_____________________________

(Address of Principal or
Executive Offices)

(303) 363-7700

___________________________
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]        No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                     Class                            Shares Outstanding

10/20/2002          Common stock - $ .01 par value             1,000

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

================================================================================

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage company)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS:	Page
Balance Sheets as of June 30, 2002 and September 30, 2002 (unaudited)	1

Statements of Operations for the three months ended September 30, 2002 (unaudited) and cumulative for the period from inception (June 17, 2002) to September 30, 2002 (unaudited)	2

Statements of Stockholders’ Equity as of September 30, 2002 (unaudited)	3

Statements of Cash Flows for the three months ended September 30, 2002 (unaudited) and cumulative for the period from inception (June 17, 2002) to September 30, 2002 (unaudited)	4

Notes to Financial Statements	5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	7

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS	12
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS	12
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
ITEM 5 - OTHER INFORMATION	13
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	13
SIGNATURES	13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

AMERICAN FIDELITY DEPOSIT CORPORATION

(A development stage company)

BALANCE SHEETS

JUNE 30, 2002 AND SEPTEMBER 30, 2002 (unaudited)

ASSETS:

	June 30, 2002	September 30, 2002 (unaudited)
Cash and cash equivalents	$ 4,140	$ 976

Total current assets	4,140	976

Fixed assets:
Furniture and fixtures	-	196
Equipment	-	846
	-	1,042
Less accumulated depreciation	-	-

Fixed assets, net	-	1,042

Debt issuance costs	5,860	9,560

Total assets	$10,000	$11,578

LIABILITIES AND STOCKHOLDERS' EQUITY:

Accounts payable	$ -	$ 572
Related party payable	-	1,684

Total current liabilities	-	2,256

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 200,000 shares
authorized, 1,000 shares issued and outstanding	10	10
Additional paid-in capital	9,990	9,990
Deficit accumulated during development stage	-	(678)

Total stockholders' equity	10,000	9,322

Total liabilities and stockholders' equity	$10,000	$11,578

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage company)

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 (unaudited) AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (JUNE 17, 2002) TO SEPTEMBER 30, 2002 (unaudited)

	Three months ended September 30, 2002	Cumulative from inception to September 30, 2002
General and administrative expenses	$ 678	$ 678

Operating loss	(678)	(678)

Loss before taxes	(678)	(678)
Income taxes	-	-

Net loss	$ (678)	$ (678)

Basic and diluted net loss per share	$(0.678)	$(0.678)

Weighted average shares outstanding	1,000	1,000

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2002 (unaudited)

Deficit
Accumulated
Common Stock	Additional	During	Total
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, June 17, 2002	-	$ -	$ -	$ -	$ -

Issuance of stock	1,000	10	9,990	-	10,000

Balance, June 30, 2002	1,000	10	9,990	-	10,000

Net loss	-	-	-	(678)	(678)

Balance, September 30, 2002	1,000	$10	$9,990	$(678)	$9,322

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage company)

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2002 (unaudited) AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (JUNE 17, 2002) TO

SEPTEMBER 30, 2002 (unaudited)

	Three months ended September 30, 2002	Cumulative from inception to September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (678)	$ (678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities- Accounts payable	572	572

Net cash and cash equivalents used in operating activities	(106)	(106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(1,042)	(1,042)

Net cash and cash equivalents used in operating activities	(1,042)	(1,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	10,000
Offering costs	(3,700)	(9,560)
Related party payables	1,684	1,684

Net cash and cash equivalents provided by (used in) financing activities	(2,016)	2,124

Net change in cash and cash equivalents	(3,164)	976
Cash and cash equivalents at beginning of period	4,140	-

Cash and cash equivalents at end of period	$ 976	$ 976

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

NOTE A—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION.  American Fidelity Deposit Corporation  (the “Company” or “American Fidelity”), was formed on June 17, 2002 as a Colorado corporation.  The Company is in the development stage and intends to enter the finance business and in particular the origination of equipment loans and leases.  The Company has engaged only in formation transactions including the issuance of common stock and the raising of subordinated notes from the date of formation to September 30, 2002.

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered $5,000,000 of subordinated notes for sale to the public.  The net proceeds of these notes (approximately $4,800,000 assuming all notes are sold and after offering expenses) are intended to fund the origination of leases primarily on equipment. The Commission declared the registration statement effective on October 24, 2002.  The offering of notes is not underwritten and is being sold on a best-efforts basis.  There can be no assurance that the Company will be successful in selling the subordinated notes to the public.

GENERAL.  The Company is providing herein the unaudited historical financial statements of American Fidelity Deposit Corporation (a development stage company) as of September 30, 2002, and for the three months ended September 30, 2002, and cumulative for the period from inception (June 17, 2002), to September 30, 2002.

The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of June 30, 2002, and for the period from inception (June 17, 2002) to September 30, 2002, included in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month period ended September 30, 2002, are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2003.

FISCAL YEAR.  The Company has adopted a fiscal year ending on June 30.

NATURE OF OPERATIONS.  The Company intends to enter the equipment leasing business, in particular the origination of equipment leases and loans. The Company plans to operate from its facility in Aurora, Colorado but it intends to originate leases and loans to customers throughout the United States.

REVENUE RECOGNITION.  Leasing and related fee income will be recognized as earned using the level-yield method.  Lease income accrual will be suspended when the receivable becomes delinquent for 90 days or more.  The income accrual may be suspended earlier if collection is doubtful.

Direct lease origination costs and loan fees such as points and other closing fees will be recorded as an adjustment to the cost basis of the related lease receivable.  This asset will be recognized as a yield adjustment over the term of the lease on the level yield method.

CASH AND CASH EQUIVALENTS.  The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

FURNITURE, FIXTURES AND EQUIPMENT.  Furniture, fixtures and equipment are recorded at cost.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.  The Company has not placed the fixed assets in service as of September 30, 2002, therefore depreciation has not yet commenced.

LONG-LIVED ASSETS.  The Company reviews its long-lived assets, including furniture, fixtures and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  The Company has determined that as of September 30, 2002, there has been no impairment in the carrying value of long-lived assets.

INCOME TAXES.  The Company was formed as a C-Corporation for income tax reporting purposes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided, when, in the opinion of management, it is more likely than not that a portion or all of a deferred tax asset will not be realized.  No deferred income tax benefit has been recorded at September 30, 2002, due to doubt about its ultimate realization.

USE OF ESTIMATES.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates.

FINANCING COSTS.  Financing costs incurred in connection with the public offering of subordinated debt securities are recorded as other assets and will be amortized over the term of the related debt.

DERIVATIVE FINANCIAL INSTRUMENTS.  The Company held no derivative financial instruments as of September 30, 2002.

NOTE B—STOCKHOLDERS’ EQUITY

The Company issued 1,000 shares pursuant to its formation at $10 per share, which raised $10,000.

NOTE C- GOING CONCERN AND MANAGEMENT’S PLAN

The Company’s financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no significant activities since inception and is considered a development stage company because it has no operating revenues, and planned principal operations have not yet commenced.

In order to implement its business plan, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, to be successful in raising funds from its subordinated note offering. Management’s plans include the successful raising of capital through the sale of subordinated notes and/or loans from major shareholders and third parties, the proceeds of which will be used to develop the Company’s leasing operations and to pay operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and ultimately to attain profitable operations. The accompanying balance sheet does not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FORWARD-LOOKING STATEMENTS

THIS FORM 10QSB CONTAINS FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS IN THE FUTURE COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED, IN THE SECTION CAPTIONED "OUR PLAN OF OPERATION" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FILING.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OUR PLAN OF OPERATION

Our History

Our Company was formed on June 17, 2002, and has no predecessors. We have not begun any significant operations as of September 30, 2002, and have generated no revenues.  American Fidelity is in the development stage and intends to enter the finance business and in particular the origination of equipment loans and leases.

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered $5,000,000 of subordinated notes for sale to the public.  The net proceeds of these notes (approximately $4,800,000 assuming all notes are sold and after offering expenses) are intended to fund the origination of leases primarily on equipment. The Commission declared the registration statement effective on October 24, 2002.  The offering of notes is not underwritten and is being sold on a best-efforts basis.  There can be no assurance that the Company will be successful in selling the subordinated notes to the public.

The proceeds of the subordinated notes offered hereby are expected to provide American Fidelity with capital in order to fund the origination of leases and loans and enter this market. Our Company has not been in the lending and leasing business in any way prior to the date of our formation.  As such, we are subject to all the risks of a start-up business.

Our Business Strategy

Our primary business activity will be providing lease and loan financing for small businesses consisting of corporations, partnerships and sole proprietorships primarily for the acquisition of equipment. We place our likely customers in two categories: 1) the first category of customers includes those that have credit-impaired financial histories and who are generally unable to obtain financing from banks or savings and loan associations, 2) the next category of our customers will include those that would qualify for loans from traditional lending sources but still prefer to use our products and services.  We expect that these borrowers will be attracted to our services as a result of our marketing efforts, the personalized service that we expect our staff to utilize, and our timely response to leasing requests.  Although our primary activity will be the leasing of equipment, to a lesser extent we may also make loans to our customers for other business related purposes such as accounts receivable financing, purchase order financing and short-term working capital loans secured by liens on business real estate and other personal assets of the owners/guarantors.

We plan to originate business purpose loans/leases to corporations, partnerships, sole proprietors and other business entities for business purposes including, but not limited to, equipment acquisition. Where necessary or appropriate, we will obtain such reports, inspections or surveys, as we consider necessary to determine the economic life, reliability and productivity of equipment to be purchased and its suitability, desirability and demand in the industry in which it is to be used.

We may buy existing leases or loans from third parties, as long as those loans and leases meet our underwriting standards. In certain cases, we may purchase equipment from a potential lessee and lease it back to the lessee, or refinance an existing lease, as long as such transactions are consistent with our underwriting standards.  In addition, in certain cases we may act as a lease or loan broker utilizing a third party to fund the transaction, or we may sell our existing leases/ loans to third parties.

We will seek other indebtedness by utilizing the assets funded by the subordinated notes as collateral.  The actual amount borrowed by us and the terms of such borrowings will depend upon the availability of financing, interest rates and other costs, and our determination that the amount borrowed is desirable in light of our investment objectives and policies.  We will use our best efforts to obtain financing on the most favorable terms.

In addition to the direct funding of leases and loans, we plan to utilize the leases originated using the proceeds of the notes as collateral to secure other debt financing in order to increase the funds available to us for loan and lease purposes.  Senior debt will serve two primary purposes; 1) to lower our overall cost of funds as senior indebtedness typically bears a lower interest rate than unsecured debt and 2) to increase the level of capital available for funding loans and leases.

The profitability of our Company is likely to be affected during any period of rapid changes in interest rates. Changes in interest rates may affect demand for American Fidelity's leases and loans as well as the ability of American Fidelity to sell its subordinated notes. In addition, such increase in rates may increase American Fidelity's cost of funds and could adversely affect the spread between the rate of interest received on loans and rates payable under American Fidelity's outstanding credit facilities. In addition, any future decrease in interest rates will reduce the amounts, which American Fidelity may earn on its newly originated loans and leases. A significant decline in interest rates could also decrease the size of the loan portfolio serviced by American Fidelity by increasing the level of lease and loan prepayments.

Types of Equipment.  Our policy is to lease or lend on a piece of equipment that is durable in nature such that the equipment will clearly outlast the term of the initial lease or loan and is readily remarketable at the end of said term. Certain exceptions may be made to the foregoing in cases where the debtor/lessee has a credit history that justifies more leniency in the granting of credit. We believe that the following types of equipment are among those that satisfy the foregoing criteria because of their durable nature and widespread remarketability:

·

Heavy construction equipment and agricultural equipment

·

General and special purpose vehicles (buses, ambulances, street sweepers)

·

Cars and trucks

·

Agricultural machinery and related items

·

Material handling equipment (heavy duty lifts and forklifts)

·

Heavy duty manufacturing equipment and machinery

·

Drilling equipment used in water, gas and oil applications

·

Equipment mounted on medium duty trucks (i.e. cranes, cement mixers, concrete pumps)

·

Printing equipment

Current Operations

We are a development stage company that has not yet commenced with our principal intended operations.  The success of our subordinated note offering will be essential for our company to begin leasing/lending operations, to implement its business plan and ultimately to achieve profitability.  Pending proceeds from the sale of notes, shareholders or other third parties may advance funds to our Company in order to meet daily funding needs, including the offering costs, however there is no formal arrangement to provide such funding.  We intend to raise funds through the issuance of subordinated notes to sustain operations for the upcoming twelve months.  The relative success or failure of the note offering will have a substantial impact on our operations and in particular on the timetable with which we will begin our leasing and lending business and ultimately to implement our business plan.  The subordinated note offering is not underwritten and no broker dealers will be involved in selling the notes.  Rather, certain of American Fidelity’s directors, officers and employees will be involved in selling the notes on a “best efforts” basis.  We believe a minimum amount of $200,000 of notes will need to be sold in order to commence our lending/leasing operations.  In addition to the size of our loan/lease portfolio, the success of our offering will primarily impact the timeframe in which we hire additional personnel and the need for additional office space. Following represents our plan of operations over the next 12 months under the following four scenarios; 1) little or no notes are sold (considered to be less than $100,000), 2) a minimal amount or approximately 10% (considered to be approximately $500,000) of notes are sold, 3) a medium amount or approximately 50% of notes (considered to be approximately $2,500,000) are sold and 4) the maximum amount or approximately $5,000,000 of notes are sold.

Little or no notes sold (considered to be less than $100,000 of notes sold)

As of September 30, 2002, we have available cash balances of $976 to meet future cash requirements.  We will need to raise additional funds to satisfy our cash needs within the next twelve months.  Potential sources of additional funds include existing or new shareholders, bank loans or loans from other third parties.  There are currently no arrangements, agreements or understandings with any of these potential funding sources to provide such funding and there is no assurance that American Fidelity will be able to obtain such funding.

We will attempt to minimize the offering costs related to the notes, (primarily in the area of printing, travel and advertising costs) under the scenario in which there are little or no sales of the subordinated notes.  However, we would likely need to raise additional funds from existing or new shareholders, bank loans or loans from other third parties in order to pay offering expenses should there be insufficient proceeds from the offering of notes.  There are currently no arrangements, agreements or understandings with any of these potential funding sources to provide such funding and there is no assurance that American Fidelity will be able to obtain such funding.

We will minimize all operating expenses by delaying any hiring of personnel and minimizing all general and administrative expenditures to the extent possible.  Mr. Heckman, our president and chief financial officer, would not receive a salary under this scenario.

Under this scenario, we would explore other methods and sources of funding to raise capital in order to enter the leasing and lending business, including the sale of equity to existing or new shareholders, bank loans or loans from other third parties.  There are currently no arrangements, agreements or understandings with any of these potential funding sources to provide such funding and there is no assurance that American Fidelity will be able to obtain such funding. Under this scenario, we would not be able to commence our lending/leasing operations until such time as capital is raised from these other sources. We would likely not be able to continue operations should we be unsuccessful in raising capital from these alternative sources.

Minimal amount of notes sold (considered to be approximately $500,000 of notes sold)

We will reduce the level of expenditures we pay for offering costs primarily in the area of printing, travel and advertising costs.  These costs would be variable with success of the offering as less prospectuses and related advertising would be needed if the offering does not generate a high level of interest from the public demand.  We would expect offering costs would be reduced to an aggregate of approximately $100,000 under this scenario.  We intend to begin leasing/lending operations at the point we have raised a minimum of $200,000 in offering proceeds.

We intend to contract with third party servicers at least for the first twelve months of operations.  The third party servicers will provide loan processing and administration services which includes (but is not limited to) the following:

·

Maintenance of lease and loan payment records

·

Maintenance of all sales and excise tax records and payments

·

Maintenance of titled vehicle records and payments

·

Maintenance of tax reporting

·

Payment collection activities

We believe this will be more cost effective than hiring and training an in-house processing staff during the start-up of our lease operations.  In addition, depending upon results and costs we may permanently outsource our loan processing operations.  We will perform all underwriting and approval in-house primarily by Mr. Heckman.  The Board of Director’s will review and approve all leases and loans closed by American Fidelity.

In order to initially carry out our strategy, we will primarily, but not exclusively, rely on a network of independent commissioned brokers who will seek out and introduce us to the customers.  We believe that, initially, our marketing efforts, even though on a commission basis, will be generally less expensive for our start-up operations, than hiring a large in-house sales staff. We will market our services primarily to independent lease brokers through a mass mailing to lists obtained from various trade associations available through the Internet.  In addition, Sequoia Corporation (a major shareholder) is a lease broker and is expected to refer at least a portion of its lease business to American Fidelity for underwriting and approval purposes. Sequoia’s principal business is that of a lease broker.  Sequoia acts solely as a broker of leases; it does not act as a lender nor does it enter into its own leases. There is no formal or informal referral arrangement between Sequoia and American Fidelity.  However, our Board of Directors will review and approve all brokerage commissions to be paid to Sequoia and will only approve commissions that are substantially the same as those commissions paid to other nonaffiliated brokers. The brokerage commission typically paid are negotiated upfront between American Fidelity and the broker and are primarily based on the expected gross margin (total expected lease revenue less expected cost of funds) generated by the lease (typical broker fees are estimated to be equivalent to 2% - 6% of the equipment leased). In addition, the underwriting and approval process (including the terms granted) for loans/leases referred to us by Sequoia will be substantially the same as those referred to us by nonaffiliated brokers.

Under this scenario, we estimate that approximately $300,000 of offering proceeds will be available to fund leases/loans.  We intend to utilize some of the funds generated from the offering as collateral to obtain senior indebtedness. The senior indebtedness will also be used to fund loans and leases. The terms of the senior indebtedness will be subject to negotiation between the parties, however, we believe that American Fidelity could successfully pledge assets funded by proceeds from the note as collateral for senior debt.  However, there are no formal or informal agreements, arrangements or understandings with any potential senior lenders.  There can be no assurance that senior borrowings will be available to American Fidelity or that they will be available on acceptable terms to American Fidelity.   We will begin discussions with potential lenders as soon as the offering is declared effective and will attempt to enter into a senior debt agreement when our net offering proceeds reach a minimum of $200,000.

We would not require any additional employees for this level of activity.  Mr. Heckman would be able to perform all necessary functions and would receive a salary of no more than $40,000. Mr. Heckman would not receive any salary until such time as $500,000 was raised from the notes offered.  Office and administrative costs would be minimized as no new office space would be necessary and would be expected to not exceed $30,000 for the first twelve months.

Medium amount of notes sold (considered to be approximately $2,500,000 of notes sold)

We intend to begin leasing/lending operations at the point we have raised a minimum of $200,000 in offering proceeds.  We intend to contract with third party servicers at least for the first twelve months of operations.  The third party servicers will provide loan processing and administration services.

We believe this will be more cost effective than hiring and training an in-house processing staff during the start-up of our lease operations.  In addition, depending upon results and costs we may permanently outsource our loan processing operations.  We will perform all underwriting and approval in-house primarily by Mr. Heckman.  The Board of Director’s will review and approve all leases and loans closed by American Fidelity.

In order to initially carry out our strategy, we will primarily, but not exclusively, rely on a network of independent commissioned brokers who will seek out and introduce us to the customers.  We believe that, initially, our marketing efforts, even though on a commission basis, will be generally less expensive for our start-up operations, than hiring a large in-house sales staff.  We will market our services primarily to independent lease brokers through mass mailing to lists obtained from various trade associations available through the Internet.  In addition, Sequoia Corporation (a major shareholder) is a lease broker and is expected to refer at least a portion of its lease business to American Fidelity for underwriting and approval purposes.  There is no formal or informal referral arrangement between Sequoia and American Fidelity.  However, our Board of Directors will review and approve all brokerage commissions to be paid to Sequoia and will only approve commissions that are substantially the same as those commissions paid to other nonaffiliated brokers.  The brokerage commissions typically paid are negotiated upfront between American Fidelity and the broker and are primarily based on the expected gross margin (total expected lease revenue less expected cost of funds) generated by the lease (typical broker fees are estimated to be equivalent to 2% - 6% of the equipment leased).  We believe that three mass mailings (cost estimated to be less than $15,000) to independent lease brokers and utilizing Sequoia Corporation will provide us with ample opportunities from which to select, underwrite and close leasing and lending transactions under this scenario.

Under this scenario, we estimate that approximately $2,170,000 of offering proceeds will be available to fund leases/loans. We intend to utilize some of the funds generated from the offering as collateral to obtain senior indebtedness.  The senior indebtedness will also be used to fund loans and leases. The terms of the senior indebtedness will be subject to negotiation between the parties, however, we believe that American Fidelity could successfully pledge assets funded by proceeds of the notes as collateral for senior debt.  However, there are no formal or informal agreements, arrangements or understandings with any potential senior lenders.  There can be no assurance that senior borrowings will be available to American Fidelity or that they will be available on acceptable terms to American Fidelity.   We will begin discussions with potential lenders as soon as the offering is declared effective and will attempt to enter into a senior debt agreement when our net offering proceeds reach a minimum of $200,000.

We would require at least two additional employees for this level of activity and estimate that total salary expense would be no more than $80,000 for the first twelve months.  Mr. Heckman would not receive any salary until such time as $500,000 was raised from the notes offered. His salary would be approximately $40,000 until proceeds reach $2,500,000 at which time his salary would be increased to approximately $100,000.    Office and administrative costs would be increased as additional office space would be necessary and would be expected to not exceed $40,000 for the first twelve months.

Maximum amount of notes sold (considered to be approximately $5,000,000 of notes sold)

We intend to begin leasing/lending operations at the point we have raised a minimum of $200,000 in offering proceeds.  We intend to contract with third party servicers at least for the first twelve months of operations.  The third party servicers will provide loan processing and administration services which includes.

We believe this will be more cost effective than hiring and training an in-house processing staff during the start-up of our lease operations.  In addition, depending upon results and costs we may permanently outsource our loan processing operations.  We will perform all underwriting and approval in-house primarily by Mr. Heckman.  The Board of Director’s will review and approve all leases and loans closed by American Fidelity.

In order to initially carry out our strategy, we will primarily, but not exclusively, rely on a network of independent commissioned brokers who will seek out and introduce us to the customers.  We believe that, initially, our marketing efforts, even though on a commission basis, will be generally less expensive for our start-up operations, than hiring a large in-house sales staff.  We will market our services primarily to independent lease brokers and equipment distributors through mass mailings to lists obtained from various trade associations available through the Internet.  In addition, Sequoia Corporation (a major shareholder) is a lease broker and is expected to refer at least a portion of its lease business to American Fidelity for underwriting and approval purposes.  There is no formal or informal referral arrangement between Sequoia and American Fidelity.  However, our Board of Directors will review and approve all brokerage commissions to be paid to Sequoia and will only approve commissions that are substantially the same as those commissions paid to other nonaffiliated brokers. The brokerage commissions typically paid are negotiated upfront between American Fidelity and the broker and are primarily based on the expected gross margin (total expected lease revenue less expected cost of funds) generated by the lease (typical broker fees are estimated to be equivalent to 2% - 6% of the equipment leased). We believe that four mass mailings (cost estimated to be less than $15,000) to independent lease brokers and equipment distributors and utilizing Sequoia Corporation will provide us with ample opportunities from which to select, underwrite and close leasing and lending transactions under this scenario.

Under this scenario, we estimate that approximately $4,515,000 of offering proceeds will be available to fund leases/loans. We intend to utilize the funds generated from the offering as collateral to obtain senior indebtedness.   The senior indebtedness will also be used to fund loans and leases. The terms of the senior indebtedness will be subject to negotiation between the parties, however, we believe that American Fidelity could successfully pledge assets funded by proceeds of the notes as collateral for senior debt.  However, there are no formal or informal agreements, arrangements or understandings with any potential senior lenders.  There can be no assurance that senior borrowings will be available to American Fidelity or that they will be available on acceptable terms to American Fidelity.   We will begin discussions with potential lenders as soon as the offering is declared effective and will attempt to enter into a senior debt agreement when our net offering proceeds reach a minimum of $200,000.

We would require at least four additional employees for this level of activity and estimate that total salary expense would be no more than $150,000 for the first twelve months.  Mr. Heckman would not receive any salary until such time as $500,000 was raised from the notes offered. His salary would be approximately $40,000 until proceeds reach $2,500,000 at which time his salary would be increased to approximately $100,000.  Office and administrative costs would be increased as additional office space would be necessary and would be expected to not exceed $75,000 for the first twelve months.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered $5,000,000 of subordinated notes for sale to the public.  The net proceeds of these notes (approximately $4,800,000 assuming all notes are sold and after offering expenses) are intended to fund the origination of leases primarily on equipment. The Commission declared the registration statement effective on October 24, 2002.  The offering of notes is not underwritten and is being sold on a best-efforts basis.  As of the date of filing of this Form 10QSB no notes have been sold.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
--------------	-----------------------------------------------------------

3.01*	Articles of Incorporation of Company

3.02*	Bylaws of Company

4.01*	Subscription Agreement

4.02*	Form of Subordinated Note

4.03*	Board resolution governing subordinated note provisions

99.01	Certifications

---------------------------

*    Previously filed with the Commission.

(b)   Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FIDELITY DEPOSIT CORPORATION
October 25, 2002	/s/ Thomas J. Heckman
Thomas J. Heckman, President and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
October 25, 2002	/s/ Thomas J. Heckman
Thomas J. Heckman, Chief Financial Officer, Director and Secretary (PRINCIPAL ACCOUNTING OFFICER)

Annex A

CERTIFICATIONS*

I, Thomas J. Heckman, Chief Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2002, of American Fidelity Deposit Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.  The registrants other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Thomas J. Heckman
Thomas J. Heckman Chief Executive Officer

Date:  October 25, 2002

CERTIFICATIONS*

I, Thomas J. Heckman, Chief Financial Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2002, of American Fidelity Deposit Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.  The registrants other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Thomas J. Heckman
Thomas J. Heckman Chief Financial Officer

Date:  October 25, 2002