Form 10QSB
period 2002-12-31
AMERICAN FIDELITY DEPOSIT CORP
filed 2003-02-19
CIK 1176179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------

FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2002
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

Commission file No. 333-91108

AMERICAN FIDELITY DEPOSIT CORPORATION

(Name of Small Business Issuer in Its Charter)

COLORADO	03-0459625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14420 East 6th Avenue

Aurora, Colorado 80011
_____________________________

(Address of Principal or
Executive Offices)

(816) 651-5248

___________________________
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]        No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                     Class                            Shares Outstanding

2/18/2003          Common stock - $ .01 par value             10,000

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

================================================================================

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage company)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS:	Page
Balance Sheets as of June 30, 2002 and December 31, 2002 (unaudited)	1

Statements of Operations for the three and six months ended December 31, 2002 (unaudited) and cumulative for the period from inception (June 17, 2002) to December 31, 2002 (unaudited)	2

Statements of Stockholders’ Equity as of December 31, 2002 (unaudited)	3

Statements of Cash Flows for the six months ended December 31, 2002 (unaudited) and cumulative for the period from inception (June 17, 2002) to December 31, 2002 (unaudited)	4

Notes to Financial Statements	5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	7

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS	12
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS	12
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
ITEM 5 - OTHER INFORMATION	13
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	13
SIGNATURES	13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

AMERICAN FIDELITY DEPOSIT CORPORATION

(A development stage company)

BALANCE SHEETS

JUNE 30, 2002 AND DECEMBER 31, 2002 (unaudited)

ASSETS:

	June 30, 2002	December 31, 2002 (unaudited)
Cash and cash equivalents	$ 4,140	$ 266

Total current assets	4,140	266

Fixed assets:
Furniture and fixtures	-	196
Equipment	-	846
	-	1,042
Less accumulated depreciation	-	(52)

Fixed assets, net	-	990

Debt issuance costs	5,860	43,752

Total assets	$10,000	$45,008

LIABILITIES AND STOCKHOLDERS' EQUITY:

Related party payable	$ -	$30,000

Total current liabilities	-	30,000

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 200,000 shares
authorized, 1,000 and 10,000 shares issued and outstanding, respectively	10	100
Additional paid-in capital	9,990	18,900
Deficit accumulated during development stage	-	(3,992)

Total stockholders' equity	10,000	15,008

Total liabilities and stockholders' equity	$10,000	$45,008

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage company)

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 (unaudited) AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (JUNE 17, 2002) TO DECEMBER 31, 2002 (unaudited)

	Three months ended December 31, 2002	Six months ended December 31, 2002	Cumulative from inception (June 17, 2002) to December 31, 2002
General and administrative expenses	$ 3,262	$ 3,940	$ 3,940
Depreciation expense	52	52	52

Operating loss	(3,314)	(3,992)	(3,992)

Loss before taxes	(3,314)	(3,992)	(3,992)
Income taxes	-	-	-

Net loss	$ (3,314)	$ (3,992)	$ (3,992)

Basic and diluted net loss per share	$(3.31)	$ (3.99)	$(3.99)

Weighted average shares outstanding	1,000	1,000	1,000

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

DECEMBER 31, 2002 (unaudited)

Deficit
Accumulated
Common Stock	Additional	During	Total
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, June 17, 2002	-	$ -	$ -	$ -	$ -

Issuance of stock	1,000	10	9,990	-	10,000

Balance, June 30, 2002	1,000	10	9,990	-	10,000

Issuance of stock	9,000	90	9,990	-	10,000

Net loss	-	-	-	(3,992)	(3,992)

Balance, September 30, 2002	10,000	$100	$18,900	$(3,992)	$15,008

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage company)

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2002 (unaudited) AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (JUNE 17, 2002) TO

DECEMBER 31, 2002 (unaudited)

	Six months ended December 31, 2002	Cumulative from inception (June 17, 2002) to December 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,992)	$ (3,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	52	52

Net cash and cash equivalents used in operating activities	(3,940)	(3,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(1,042)	(1,042)

Net cash and cash equivalents used in operating activities	(1,042)	(1,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	9,000	19,000
Offering costs	(37,892)	(43,752)
Related party payables	30,000	30,000

Net cash and cash equivalents provided by (used in) financing activities	1,108	5,248

Net change in cash and cash equivalents	(3,874)	266
Cash and cash equivalents at beginning of period	4,140	-

Cash and cash equivalents at end of period	$ 266	$ 266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

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

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered $5,000,000 of subordinated notes for sale to the public.  The net proceeds of these notes (approximately $4,800,000 assuming all notes are sold and after offering expenses) are intended to fund the origination of leases primarily on equipment. The Commission declared the registration statement effective on October 24, 2002.  The offering of notes is not underwritten and is being sold on a best-efforts basis.  The Company has begun offering the notes but has not issued any such securities as of December 31, 2002.  There can be no assurance that the Company will be successful in selling the subordinated notes to the public.

GENERAL.  The Company is providing herein the unaudited historical financial statements of American Fidelity Deposit Corporation (a development stage company) as of December 31, 2002, and for the three and six months ended December 31, 2002, and cumulative for the period from inception (June 17, 2002), to December 31, 2002.

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

INCOME TAXES.  The Company was formed as a C-Corporation for income tax reporting purposes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided, when, in the opinion of management, it is more likely than not that a portion or all of a deferred tax asset will not be realized.  No deferred income tax benefit has been recorded at December 31, 2002, due to doubt about its ultimate realization.

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

DERIVATIVE FINANCIAL INSTRUMENTS.  The Company held no derivative financial instruments as of December 31, 2002.

NOTE B—STOCKHOLDERS’ EQUITY

The Company issued 1,000 shares pursuant to its formation at $10 per share, which raised $10,000.

On October 28, 2002, the Company issued 9,000 unregistered shares at $1 per share, which raised $9,000.

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

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered $5,000,000 of subordinated notes for sale to the public.  The net proceeds of these notes (approximately $4,800,000 assuming all notes are sold and after offering expenses) are intended to fund the origination of leases primarily on equipment. The Commission declared the registration statement effective on October 24, 2002.  The offering of notes is not underwritten and is being sold on a best-efforts basis.  The Company has begun offering the notes but has not issued any such securities as of December 31, 2002. There can be no assurance that the Company will be successful in selling the subordinated notes to the public.

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

Little or no notes sold (considered to be less than $100,000 of notes sold)

As of December 31, 2002, we have available cash balances of $266 to meet future cash requirements.  We will need to raise additional funds to satisfy our cash needs within the next twelve months.  Potential sources of additional funds include existing or new shareholders, bank loans or loans from other third parties.  There are currently no arrangements, agreements or understandings with any of these potential funding sources to provide such funding and there is no assurance that American Fidelity will be able to obtain such funding.

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

On October 28, 2002, the Company issued 9,000 unregistered shares at $1 per share to Sequoia Corporation (4,500 shares) and Ozark Capital, LLC (4,500 shares), which raised aggregate cash proceeds of $9,000. The shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Act, as a private offering of securities.   Certificates representing the shares have an appropriate legend prohibiting transfer without compliance with the Act.   These share transactions were completed in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as each offeree was determined to be an accredited investor. There were no offerees other than the foregoing investors. Each of the offerees described above in these transactions were given complete and unfettered access to American Fidelity's books and records. American Fidelity further determined that each offeree was accredited and therefore had knowledge and experience in financial and business matters that he, she or it was capable of evaluating the merits and risks of the investment.

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

AMERICAN FIDELITY DEPOSIT CORPORATION
February 18, 2003	/s/ Thomas J. Heckman
Thomas J. Heckman, President and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
February 18, 2003	/s/ Thomas J. Heckman
Thomas J. Heckman, Chief Financial Officer, Director and Secretary (PRINCIPAL ACCOUNTING OFFICER)

Annex A

CERTIFICATIONS*

I, Thomas J. Heckman, Chief Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB for the period ended December 31, 2002, of American Fidelity Deposit Corporation;

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

Date:  February 18, 2003

CERTIFICATIONS*

I, Thomas J. Heckman, Chief Financial Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB for the period ended December 31, 2003, of American Fidelity Deposit Corporation;

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

Date:  February 18, 2003