Form 10QSB
period 2003-03-31
AMERICAN FIDELITY DEPOSIT CORP
filed 2003-05-13
CIK 1176179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------

FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ Commission file number _________

Commission file No. 333-91108

AMERICAN FIDELITY DEPOSIT CORPORATION

(Name of Small Business Issuer in Its Charter)

COLORADO	03-0459625
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

                             Yes [X]        No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Date                     Class                            Shares Outstanding

5/13/2003          Common stock - $ .01 par value             10,000

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

================================================================================

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage company)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS:	Page
Balance Sheets as of June 30, 2002 and March 31, 2003 (unaudited)	1

Statements of Operations for the three and nine months ended March 31, 2003 (unaudited) and cumulative for the period from inception (June 17, 2002) to March 31, 2003 (unaudited)	2

Statements of Stockholders’ Equity as of March 31, 2003 (unaudited)	3

Statements of Cash Flows for the nine months ended March 31, 2003 (unaudited) and cumulative for the period from inception (June 17, 2002) to March 31, 2003 (unaudited)	4

Notes to Financial Statements	5

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	7

ITEM 3. CONTROLS AND PROCEDURES	12

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS	13
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS	13
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
ITEM 5 - OTHER INFORMATION	13
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	13
SIGNATURES	14

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

AMERICAN FIDELITY DEPOSIT CORPORATION

(A development stage company)

BALANCE SHEETS

JUNE 30, 2002 AND MARCH 31, 2003 (unaudited)

ASSETS:

	June 30, 2002	March 31, 2003 (unaudited)
Cash and cash equivalents	$ 4,140	$ 114

Total current assets	4,140	114

Fixed assets:
Furniture and fixtures	-	196
Equipment	-	846
	-	1,042
Less accumulated depreciation	-	(104)

Fixed assets, net	-	938

Debt issuance costs	5,860	43,752

Total assets	$10,000	$44,804

LIABILITIES AND STOCKHOLDERS' EQUITY:

Related party payable	$ -	$30,000

Total current liabilities	-	30,000

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 200,000 shares
authorized, 1,000 and 10,000 shares issued and outstanding, respectively	10	100
Additional paid-in capital	9,990	18,900
Deficit accumulated during development stage	-	(3,992)

Total stockholders' equity	10,000	14,804

Total liabilities and stockholders' equity	$10,000	$44,804

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage company)

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2003 (unaudited) AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (JUNE 17, 2002) TO MARCH 31, 2003 (unaudited)

	Three months ended March 31, 2003	Nine months ended March 31, 2002	Cumulative from inception (June 17, 2002) to March 31, 2003
General and administrative expenses	$ 152	$ 4,092	$ 4,092
Depreciation expense	52	104	104

Operating loss	(204)	(4,196)	(4,196)

Loss before taxes	(204)	(4,196)	(4,196)
Income taxes	-	-	-

Net loss	$ (204)	$ (4,196)	$ (4,196)

Basic and diluted net loss per share	$(0.02)	$ (0.68)	$(0.71)

Weighted average shares outstanding	10,000	6,133	5,898

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

MARCH 31, 2003 (unaudited)

Deficit
Accumulated
Common Stock	Additional	During	Total
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, June 17, 2002	-	$ -	$ -	$ -	$ -

Issuance of stock	1,000	10	9,990	-	10,000

Balance, June 30, 2002	1,000	10	9,990	-	10,000

Issuance of stock	9,000	90	9,990	-	10,000

Net loss	-	-	-	(4,196)	(3,992)

Balance, March 31, 2003	10,000	$100	$18,900	$(4,196)	$14,804

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage company)

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2003 (unaudited) AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (JUNE 17, 2002) TO

MARCH 31, 2003 (unaudited)

	Nine months ended March 31, 2003	Cumulative from inception (June 17, 2002) to December 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,196)	$ (4,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	104	104

Net cash and cash equivalents used in operating activities	(4,092)	(4,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(1,042)	(1,042)

Net cash and cash equivalents used in operating activities	(1,042)	(1,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	9,000	19,000
Offering costs	(37,892)	(43,752)
Related party payables	30,000	30,000

Net cash and cash equivalents provided by (used in) financing activities	1,108	5,248

Net change in cash and cash equivalents	(4,026)	114
Cash and cash equivalents at beginning of period	4,140	-

Cash and cash equivalents at end of period	$ 114	$ 114

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying Notes to Financial Statements are an integral part of these financial statements.

AMERICAN FIDELITY DEPOSIT CORPORATION

(a development stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

NOTE A—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION.  American Fidelity Deposit Corporation  (the “Company” or “American Fidelity”), was formed on June 17, 2002 as a Colorado corporation.  The Company is in the development stage and intends to enter the finance business and in particular the origination of equipment loans and leases.  The Company has engaged only in formation transactions including the issuance of common stock and the raising of subordinated notes from the date of formation to March 31, 2003.

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered $5,000,000 of subordinated notes for sale to the public.  The net proceeds of these notes (approximately $4,800,000 assuming all notes are sold and after offering expenses) are intended to fund the origination of leases primarily on equipment. The Commission declared the registration statement effective on October 24, 2002.  The offering of notes is not underwritten and is being sold on a best-efforts basis.  The Company has begun offering the notes but has not issued any such securities as of March 31, 2003.  There can be no assurance that the Company will be successful in selling the subordinated notes to the public.

GENERAL.  The Company is providing herein the unaudited historical financial statements of American Fidelity Deposit Corporation (a development stage company) as of March 31, 2003, and for the three and nine months ended March 31, 2003, and cumulative for the period from inception (June 17, 2002), to March 31, 2003.

The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of June 30, 2002, and for the period from inception (June 17, 2002) to June 30, 2002, included in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission.

The information furnished in this report reflects all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2003.

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

LONG-LIVED ASSETS.  The Company reviews its long-lived assets, including furniture, fixtures and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  The Company has determined that as of March 31, 2002, there has been no impairment in the carrying value of long-lived assets.

INCOME TAXES.  The Company was formed as a C-Corporation for income tax reporting purposes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided, when, in the opinion of management, it is more likely than not that a portion or all of a deferred tax asset will not be realized.  No deferred income tax benefit has been recorded at March 31, 2003, due to doubt about its ultimate realization.

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

DERIVATIVE FINANCIAL INSTRUMENTS.  The Company held no derivative financial instruments as of March 31, 2003.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OUR PLAN OF OPERATION

Our History

Our Company was formed on June 17, 2002, and has no predecessors. We have not begun any significant operations as of March 31, 2003, and have generated no revenues.  American Fidelity is in the development stage and intends to enter the finance business and in particular the origination of equipment loans and leases.

The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission, whereby the Company registered $5,000,000 of subordinated notes for sale to the public.  The net proceeds of these notes (approximately $4,800,000 assuming all notes are sold and after offering expenses) are intended to fund the origination of leases primarily on equipment. The Commission declared the registration statement effective on October 24, 2002.  The offering of notes is not underwritten and is being sold on a best-efforts basis.  The Company has begun offering the notes but has not issued any such securities as of March 31, 2003. There can be no assurance that the Company will be successful in selling the subordinated notes to the public.

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

Little or no notes sold (considered to be less than $100,000 of notes sold)

As of March 31, 2003, we have available cash balances of $266 to meet future cash requirements.  We will need to raise additional funds to satisfy our cash needs within the next twelve months.  Potential sources of additional funds include existing or new shareholders, bank loans or loans from other third parties.  There are currently no arrangements, agreements or understandings with any of these potential funding sources to provide such funding and there is no assurance that American Fidelity will be able to obtain such funding.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer has concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

---------------------------

*    Previously filed with the Commission.

(b)   Reports on Form 8-K

- On March 3, 2003, the Company filed a Report on Form 8-K, which announced a change in certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN FIDELITY DEPOSIT CORPORATION
May 13, 2003	/s/ Thomas J. Heckman
Thomas J. Heckman, President and Chairman of the Board of Directors (PRINCIPAL EXECUTIVE OFFICER)
May 13, 2003	/s/ Thomas J. Heckman
Thomas J. Heckman, Chief Financial Officer, Director and Secretary (PRINCIPAL ACCOUNTING OFFICER)

Annex A

CERTIFICATIONS*

I, Thomas J. Heckman, Chief Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2003, of American Fidelity Deposit Corporation;

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

Date:  May 13, 2003

CERTIFICATIONS*

I, Thomas J. Heckman, Chief Financial Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2003, of American Fidelity Deposit Corporation;

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

Date:  May 13, 2003